Form 10-Q
period 2012-11-30
STREAM Exchange Traded Trust; STREAM S&P Dynamic Roll Global Commodities Fund
filed 2013-01-14
CIK 1495229, 1527345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of November 30, 2012: 648,000 Shares.

STREAM EXCHANGE TRADED TRUST

STREAM S&P DYNAMIC ROLL GLOBAL COMMODITIES FUND

QUARTER ENDED NOVEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

STREAM S&P Dynamic Roll Global Commodities Fund

Statement of Financial Condition

	November 30, 2012	August 31, 2012
	(unaudited)
Assets
Equity in broker trading accounts:
Collateral, due from broker	$1,032,661	$402,501
Net unrealized appreciation (depreciation) on futures contracts	359,977	1,339,462

	1,392,638	1,741,963
Cash	208,712	132,989
U.S. treasury obligations (cost $16,696,995 and $15,597,188 as of November 30, 2012 and August 31, 2012, respectively)	16,697,513	15,597,203
Due from managing owner	—	58,494
Other assets	833	3,326

Total assets	$18,299,696	$17,533,975

Liabilities and shareholders’ equity
Other liabilities	226,458	193,837
Due to managing owner	87,857	—

Total liabilities	314,315	193,837

Shareholders’ equity
Paid in capital—644,000 and 604,000 redeemable shares issued and outstanding as of November 30, 2012 and August 31, 2012, respectively	16,216,104	15,100,000
Accumulated earnings	1,769,277	2,240,138

Total shareholders’ equity	17,985,381	17,340,138

Total liabilities and shareholders’ equity	$18,299,696	$17,533,975

Net asset value per share	$27.93	$28.71

See accompanying notes to financial statements

STREAM S&P Dynamic Roll Global Commodities Fund

Schedule of Investments (unaudited)

November 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.09% due January 10, 2013	5.01%	$899,964	$900,000
U.S. Treasury Bill, 0.10% due February 14, 2013	2.22	399,951	400,000
U.S. Treasury Bill, 0.08% due February 21, 2013	85.61	15,397,598	15,400,000

Total U.S. Treasury Obligations (cost $16,696,995)	92.84%	$16,697,513	$16,700,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Brent Crude Oil (30 contracts, settlement date January 2013)	.56%	$101,260	$3,307,500
Cattle Feeder (1 contract, settlement date January 2013)	(.01)	(2,575)	72,812
Cocoa (2 contracts, settlement date March 2013)	— (1)	710	49,960
Coffee (2 contracts, settlement date May 2013)	(.02)	(3,712)	115,125
Copper (3 contracts, settlement date December 2014)	.22	40,544	602,475
Corn (26 contracts, settlement date December 2013)	(.06)	(11,613)	826,150
Cotton (5 contracts, settlement date March 2013)	.04	6,480	184,775
Gas Oil (16 contracts, settlement date March 2013)	.06	10,825	1,517,600
Gasoline (8 contracts, settlement date December 2012)	.19	34,066	917,381
Gold (3 contracts, settlement date June 2013)	(.02)	(4,060)	515,070
Heating Oil (7 contracts, settlement date March 2013)	(.15)	(27,237)	892,966
Lean Hogs (8 contracts, settlement date April 2013)	.01	2,700	293,680
Light, Sweet Crude Oil (59 contracts, settlement date November 2015)	.29	51,770	5,212,060
Live Cattle (10 contracts, settlement date February 2013)	.02	4,240	521,600
Natural Gas (13 contracts, settlement date February 2013)	.04	7,600	464,490
Primary Aluminum (8 contracts, settlement date January 2013)	.17	30,325	416,650
Primary Nickel (1 contract, settlement date March 2013)	(.01)	(1,848)	106,008
Refined Pig Lead (1 contract, settlement date January 2013)	.01	2,350	56,250
Silver (1 contract, settlement date December 2013)	.14	25,645	167,260
Soybean (7 contracts, settlement date November 2013)	(.06)	(10,313)	456,575
Sugar (13 contracts, settlement date June 2013)	(.09)	(15,781)	282,610
Wheat (CBT) (16 contracts, settlement date July 2013)	.65	116,413	696,400
Wheat (KCB) (4 contracts, settlement date July 2013)	.01	1,050	184,400
Zinc (2 contracts, settlement date April 2013)	.01	1,138	103,075

Net Unrealized Appreciation/(Depreciation) on Futures Contracts	2.00%	$359,977	$17,962,872

(1)	Less than .005%

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

See accompanying notes to financial statements

STREAM S&P Dynamic Roll Global Commodities Fund

Statement of Operations (unaudited)

For the Three Months Ended November 30, 2012

Income
Interest income	$3,509

Expenses
Management fees	27,509
Professional fees	63,003
Broker commissions and fees	1,818
Other expenses	7,112

Total expenses	99,442
Expense reimbursement from managing owner	(63,766)

Net Expenses	35,676

Net Investment Loss	(32,167)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts
Realized Gain (Loss) on
U.S. treasury obligations	(4)
Futures contracts	540,292

Net Realized Gain	540,288
Net Change in Unrealized Gain (Loss) on
U.S. treasury obligations	503
Futures contracts	(979,485)

Net Change in Unrealized Loss	(978,982)

Net Realized and Net Change in Unrealized Loss on U.S. Treasury Obligations and Futures Contracts	(438,694)

Net Loss	$(470,861)

See accompanying notes to financial statements

STREAM S&P Dynamic Roll Global Commodities Fund

Statement of Changes in Shareholders’ Equity (unaudited)

For the Three Months Ended November 30, 2012

	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
Balance at August 31, 2012	604,000	$15,100,000	$2,240,138	$17,340,138
Creation of shares	40,000	1,116,104	—	1,116,104
Net loss:
Net investment loss	—	—	(32,167)	(32,167)
Net realized gain on U.S. treasury obligations and futures contracts	—	—	540,288	540,288
Net change in unrealized loss on U.S. treasury obligations and futures contracts	—	—	(978,982)	(978,982)

Net loss	—	—	(470,861)	(470,861)

Balance at November 30, 2012	644,000	$16,216,104	$1,769,277	$17,985,381

See accompanying notes to financial statements

STREAM S&P Dynamic Roll Global Commodities Fund

Statement of Cash Flows (unaudited)

For the Three Months Ended November 30, 2012

Cash flow from operating activities:
Net Loss	$(470,861)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Purchases of U.S. treasury obligations	(17,296,512)
Maturities/Sales of U.S. treasury obligations	16,199,939
Net accretion of discount	(3,238)
Net realized gain on U.S. treasury obligations	4
Net change in unrealized depreciation (appreciation) on U.S. treasury obligations and futures contracts	978,982
Increase in collateral, due from broker	(630,160)
Decrease in other assets	2,493
Decrease in due from managing owner	58,494
Increase in due to managing owner	87,857
Increase in other liabilities	32,621

Net cash provided by (used for) operating activities	(1,040,381)

Cash flows from financing activities:
Proceeds from creation of shares	1,116,104

Net cash provided by financing activities	1,116,104

Net change in cash	75,723
Cash held at beginning of period	132,989

Cash held at end of period	$208,712

See accompanying notes to financial statements

STREAM Enhanced Volatility Fund

Statement of Financial Condition

November 30, 2012

	November 30, 2012	August 31, 2012
	(unaudited)
Assets
Cash	$100,000	$100,000

Total assets	$100,000	$100,000

Liabilities and shareholders’ equity
Shareholders’ equity—4,000 redeemable shares issued and outstanding	$100,000	$100,000

Total shareholders’ equity	$100,000	$100,000

Total liabilities and shareholders’ equity	$100,000	$100,000

Net asset value per share	$25.00	$25.00

See accompanying notes to financial statements

STREAM Exchange Traded Trust

Combined Statement of Financial Condition

November 30, 2012

	November 30, 2012	August 31, 2012
	(unaudited)
Assets
Equity in broker trading accounts:
Collateral, due from broker	$1,032,661	$402,501
Net unrealized appreciation (depreciation) on futures contracts	359,977	1,339,462

	1,392,638	1,741,963
Cash	308,712	232,989
U.S. treasury obligations (cost $16,696,995 and $15,597,188 as of November 30, 2012 and August 31, 2012, respectively)	16,697,513	15,597,203
Due from managing owner	—	58,494
Other assets	833	3,326

Total assets	$18,399,696	$17,633,975

Liabilities and shareholders’ equity
Other liabilities	226,458	193,837
Due to managing owner	87,857	—

Total liabilities	314,315	193,837

Shareholders’ equity
Paid in capital—644,000 and 604,000 redeemable shares issued and outstanding as of November 30, 2012 and August 31, 2012, respectively	16,316,104	15,200,000
Accumulated earnings	1,769,277	2,240,138

Total shareholders’ equity	18,085,381	17,440,138

Total liabilities and shareholders’ equity	$18,399,696	$17,633,975

Shares Outstanding:

STREAM Enhanced Volatility Fund Series	4,000	4,000

STREAM S&P Dynamic Roll Global Commodities Fund Series	644,000	604,000

See accompanying notes to financial statements

STREAM Exchange Traded Trust

Combined Statement of Operations (unaudited)

For the Three Months Ended November 30, 2012

Income
Interest income	$3,509

Expenses
Management fees	27,509
Professional fees	63,003
Broker commissions and fees	1,818
Other expenses	7,112

Total expenses	99,442
Expense reimbursement from managing owner	(63,766)

Net Expenses	35,676

Net Investment Loss	(32,167)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts
Realized Gain (Loss) on
U.S. treasury obligations	(4)
Futures contracts	540,292

Net Realized Gain	540,288

Net Change in Unrealized Gain (Loss) on
U.S. treasury obligations	503
Futures contracts	(979,485)

Net Change in Unrealized Loss	(978,982)

Net Realized and Net Change in Unrealized Loss on U.S. Treasury Obligations and Futures Contracts	(438,694)

Net Loss	$(470,861)

See accompanying notes to financial statements

STREAM Exchange Traded Trust

Combined Statement of Changes in Shareholders’ Equity (unaudited)

For The Three Months Ended November 30, 2012

	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
Balance at August 31, 2012	608,000	$15,200,000	$2,240,138	$17,440,138
Creation of shares	40,000	1,116,104	—	1,116,104
Net loss:
Net investment loss	—	—	(32,167)	(32,167)
Net realized gain on U.S. treasury obligations and futures contracts	—	—	540,288	540,288
Net change in unrealized loss on U.S. treasury obligations and futures contracts	—	—	(978,982)	(978,982)

Net loss	—	—	(470,861)	(470,861)

Balance at November 30, 2012	648,000	$16,316,104	$1,769,277	$18,085,381

See accompanying notes to financial statements

STREAM Exchange Traded Trust

Statement of Cash Flows (unaudited)

For the Three Months Ended November 30, 2012

Cash flow from operating activities:
Net Loss	$(470,861)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Purchases of U.S. treasury obligations	(17,296,512)
Maturities/Sales of U.S. treasury obligations	16,199,939
Net accretion of discount	(3,238)
Net realized gain on U.S. treasury obligations	4
Net change in unrealized depreciation (appreciation) on U.S. treasury obligations and futures contracts	978,982
Increase in collateral, due from broker	(630,160)
Decrease in other assets	2,493
Decrease in due from managing owner	58,494
Increase in due to managing owner	87,857
Increase in other liabilities	32,621

Net cash provided by (used for) operating activities	(1,040,381)

Cash flows from financing activities:
Proceeds from creation of shares	1,116,104

Net cash provided by financing activities	1,116,104

Net change in cash	75,723
Cash held at beginning of period	232,989

Cash held at end of period	$308,712

See accompanying notes to financial statements

STREAM Exchange Traded Trust

Notes to Financial Statements (unaudited)

November 30, 2012

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

The Trust currently consists of two series, STREAM S&P Dynamic Roll Global Commodities Fund (“SDRG”) and STREAM Enhanced Volatility Fund (“SEVF” and together with the SDRG, the “Funds”). SDRG currently issues and SEVF plans to issue common units of beneficial interest (the “Shares”) which represent units of fractional undivided beneficial interest in and ownership of each Fund. Neither the Trust nor SDRG had operations prior to June 1, 2012, other than the matters relating to their formations. Both SDRG and SEVF were initially funded with $100,000 of equity contributions from BNP Paribas Securities Corp (“BNPPSC”), acting as agent for BNP Paribas Arbitrage SNC (“Arbitrage”) which is a related party, in exchange for 4,000 Shares of each fund on September 22, 2011.

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

SDRG is a commodity pool and commenced investment operations on June 1, 2012 and has a fiscal year ending on August 31 of each year. SEVF has not yet commenced investment operations. SDRG’s managing owner is BNP Paribas Quantitative Strategies, LLC (the “Managing Owner”). The Managing Owner is responsible for the management of SDRG. The Managing Owner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator and commodity trading advisor registered with the Commodity Futures Trading Commission (the “CFTC”) effective August 19, 2011 and June 11, 2012, respectively.

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

At November 30, 2012, Arbitrage continued to be a majority shareholder and owned approximately 98% of the outstanding Shares of SRDG. If it decided to redeem, it would substantially impact SDRG’s ability to operate.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), financial statements are presented for the Trust as a whole, as the SEC registrant, and for each Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Fund shall be enforceable only against the assets of each Fund and not against the assets of the Trust generally or any other Fund. Accordingly, the assets of one Fund of the Trust include only those funds and other assets that are paid to, held by or distributed to the Trust for the purchases of Shares in that Fund.

In our opinion, all adjustments, consisting solely of normal recurring adjustments, necessary in order to make the interim financial statements not misleading have been included.

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

Revenue Recognition

Commodity futures contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized appreciation or depreciation on commodity futures contracts are reflected in the Statement of Financial Condition as the difference between the original contract amount and the fair market value as of the last business day of the year or as of the last date of the financial statements. Changes in the appreciation or depreciation between periods are reflected in the Statement of Operations. Interest is earned on cash equivalents and deposits with the Futures Commission Merchants (“FCM”), BNP Paribas Prime Brokerage, Inc., a Delaware corporation (“PBI”) and BNP Paribas Commodity Futures Ltd. (“CFL”). Both PBI and CFL are affiliates of the Trust. SDRG earns interest on its assets denominated in U.S. dollars on deposit with the FCMs at a prevailing market rate. In addition, SDRG earns interest on funds held at the custodian, The Bank of New York Mellon (see Note 3), at prevailing market rates for such investments.

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

In accordance with applicable accounting guidance, SDRG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. SDRG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. SDRG is subject to income tax examinations by major taxing authorities for all tax years since inception, although SDRG has not yet made any tax filings. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in SDRG recording a tax liability that reduces net assets. Based on its analysis, SDRG has determined that it has not incurred any liability for unrecognized tax benefits as of the date of these financial statements. However, SDRG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

SDRG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of the date of these financial statements.

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

SDRG receives or pays the proceeds from Shares sold or redeemed on the business day after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in SDRG’s Statement of Financial Condition as receivable for Shares sold. Amounts payable to Authorized Participants upon redemption are reflected in SDRG’s Statement of Financial Condition as payable for Shares redeemed.

Cash Equivalents

Cash equivalents are highly-liquid investments with original maturity dates of three months or less at inception. SDRG reported its cash equivalents in the Statement of Financial Condition at market value, or at carrying amounts that approximate fair value, because of their highly-liquid nature and short-term maturities. SDRG has a substantial portion of its assets on deposit with banks. Assets deposited with a bank may, at times, exceed federally insured limits. SDRG held $16,697,513 and $15,597,203 in United States Treasury Bills with a maturity date of three months or less at November 30, 2012 and August 31, 2012 respectively.

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

Calculation of Net Asset Value

SDRG’s NAV is calculated by taking the current market value of its total assets and subtracting any liabilities. The administrator, the Bank of New York Mellon, calculates the NAV once each trading day. The NAV is calculated as of the close of the NYSE Arca Core Trading Session, or the last to close of the Futures Exchanges on which SDRG’s Designated Contracts or Substitute Contracts (which are listed on futures exchanges other than the Futures Exchanges) are traded, whichever is later. The NAV for a particular trading day is released after 4:15 p.m. New York time.

Management Fee and Allocation of Expenses

The Managing Owner is responsible for investing the assets of SDRG in accordance with the objectives and policies of SDRG. In addition, the Managing Owner arranges for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to SDRG. For these services, SDRG is contractually obligated to pay a monthly management fee to the Managing Owner, based on average daily net assets, at a rate equal to 0.65% per annum. For the three months ended November 30, 2012, SDRG recorded $27,509 in management fees to the Managing Owner. SDRG pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”), or any other regulatory agency in connection with the offer and sale of subsequent Shares after its initial registration and all legal, accounting, printing and other expenses associated therewith. SDRG also pays the fees and expenses associated with SDRG’s tax accounting and reporting requirements. Certain aggregate expenses common to all funds managed by the Managing Owner are allocated to each fund based on activity drivers deemed most appropriate by the Managing Owner for such expenses. All asset-based fees and expenses are calculated on prior day’s net assets.

The Managing Owner has agreed to reimburse SDRG the amount of routine operational, administrative and other ordinary fees and expenses (excluding those legal and accounting fees and expenses, filing fees, printing, mailing and duplication costs associated with the continuous offering of the Shares) in excess of 0.15% per annum of SDRG’s NAV. For the three months ended November 30, 2012, SDRG recorded $63,766 in such reimbursements from the Managing Owner.

Fair Value – Definition and Hierarchy

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

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that SDRG has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, SDRG’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. SDRG uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy. For instance, when Corn Futures Contracts on the Chicago Board of Trade (“CBOT”) are not actively trading due to a “limit-up” or limit-down” condition, meaning that the change in the Corn Futures Contracts has exceeded the limits established, the Trust and SDRG will revert to alternative verifiable sources of valuation of its assets. When such a situation exists on a quarter close, the Managing Owner will calculate the NAV on a particular day using the Level 1 valuation, but will later recalculate the NAV based upon the valuation inputs from these alternative verifiable sources (Level 2 or Level 3) and will report such NAV in its applicable financial statements and reports.

SDRG records its derivative activities at fair value. Profits and losses from derivative contracts are included in the Statement of Operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. SDRG also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions. These are considered to be level 2 positions. Over-the-counter (OTC) derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy. United States Treasury Bills are valued using over the counter prices which are provided by reputable pricing services; such instruments are categorized within Level 2 of the fair value hierarchy.

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

Note 3 – Service Providers and Related Party Agreements

The Managing Owner

BNP Paribas Quantitative Strategies, LLC, a Delaware limited liability company, was formed on April 30, 2010 and serves as Managing Owner of the Trust and SDRG. The Managing Owner will also manage SEVF. The Managing Owner is a subsidiary of Paribas North America, Inc., which is a subsidiary of BNP Paribas (“BNPP”). As a registered commodity pool operator of the Trust and SDRG, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Commodity Broker

A variety of executing brokers will execute futures transactions on behalf of SDRG. Such executing brokers will give-up all such transactions to both PBI and CFL, serving as SDRG’s executing and clearing brokers, which are referred to as the Commodity Brokers. The Commodity Brokers are affiliates of the Managing Owner and are BNPP affiliated entities. In its capacity as executing and clearing brokers, the Commodity Brokers will execute and clear each of SDRG’s futures transactions and will perform certain administrative services for SDRG.

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

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of SDRG, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”) with the Managing Owner.

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

Licensor

Under the License Agreement between Standard & Poor’s Financial Services LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of SDRG (SDRG and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “Standard & Poor’s Financial Services LLC” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of SDRG and to use or refer to the Trademark in connection with the issuance and trading of SDRG as necessary.

Note 4 – Fair Value Measurements

SDRG’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in SDRG’s significant accounting policies in Note 2. The following table presents information about SDRG’s assets and liabilities measured at fair value as of November 30, 2012:

	Level 1	Level 2	Level 3	Balance as of November 30, 2012
Assets:
U.S. Treasury obligations	$—	$16,697,513	$—	$16,697,513
Net unrealized appreciation on futures contracts	362,759	74,357	—	437,116

Total	$362,759	$16,771,870	$—	$17,134,629

	Level 1	Level 2	Level 3	Balance as of November 30, 2012
Liabilities:
Net unrealized depreciation on futures contracts	$75,291	$1,848	$—	$77,139

The following table presents information about SDRG’s assets and liabilities measured at fair value as of August 31, 2012:

	Level 1	Level 2	Level 3	Balance as of August 31, 2012
Assets:
U.S. Treasury obligations	$—	$15,597,203	$—	$15,597,203
Net unrealized appreciation on futures contracts	1,384,692	8,831	—	1,393,523

Total	$1,384,692	$15,606,034	$—	$16,990,726

	Level 1	Level 2	Level 3	Balance as of August 31, 2012
Liabilities:
Net unrealized depreciation on futures contracts	$51,567	$2,494	$—	$54,061

There were no transfers between any levels during the three months ended November 30, 2012 and August 31, 2012 respectively.

Note 5 – Derivative Instruments and Hedging Activities

In the normal course of business, SDRG utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. SDRG’s derivative activities and exposure to derivative contracts are considered to have commodity price risk. During the three months ended November 30, 2012, SDRG had investments only in commodity futures contracts.

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

The following tables identify the fair value amounts of derivative instruments included in the Statement of Financial Condition as derivative contracts, categorized by primary underlying risk, at November 30, 2012 and August 31, 2012. Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting. The following tables also identify the net gain and loss amounts included in the Statement of Operations as realized and unrealized profits and losses on trading of commodity futures contracts, categorized by primary underlying risk, for the three months ended November 30, 2012.

The fair value of derivative instruments was as follows:

At November 30, 2012

Primary Underlying Risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Net unrealized appreciation/(depreciation) on futures contracts	$437,116	$(77,139)	$359,977

At August 31, 2012

Primary Underlying Risk	Asset derivatives	Liability derivatives	Net derivatives
Commodity price
Net unrealized appreciation/(depreciation) on futures contracts	$1,393,523	$(54,061)	$1,339,462

The following is a summary of realized and unrealized gains and losses of the derivative instruments utilized by SDRG:

For the period from September 1, 2012 to November 30, 2012

Primary Underlying Risk	Realized gain on derivative instruments	Net change in unrealized gain (loss) on derivative instruments
Commodity Price
Net unrealized appreciation/(depreciation) on futures contracts	$540,292	$(979,485)

Volume of Derivative Activities

The average notional amounts and number of contracts, categorized by primary underlying risk, were as follows:

For the period from September 1, 2012 to November 30, 2012

	Long exposure
Primary underlying risk	Notional amounts	Number of contracts
Commodity price
Net unrealized appreciation/(depreciation) on futures contracts	$17,279,006	233

Note 6 – Financial Highlights

The following table presents per share performance data and other supplemental financial data for the period from September 1, 2012 to November 30, 2012. This information has been derived from information presented in the financial statements.

Net asset value, beginning of period	$28.71

Net realized and change in unrealized gain (loss) from investments	(.73)
Net investment income (loss)	(.05)

Net increase (decrease) in net assets from operations	(.78)

Net asset value, end of period	$27.93

Market value per share, beginning of period	$28.72
Market value per share, end of period	$28.16	(1)

Ratios to Average Net Assets (Annualized)

Net investment income (loss)	(.76)%
Gross expenses	2.35%

Expense reimbursement	(1.51)%
Net expenses	.84%

Total Return, at net asset value	(2.72)%
Total Return, at market value	(1.95	)%(1)

(1)	This represents the closing price on November 30, 2012. If the average of the bid and ask as of the close of trading were used as of November 30, 2012 ($27.96), the total return would be a loss of 2.65%.

Total return is calculated based on the change in value during the period. An individual shareholder’s total return and ratios may vary from the above total returns and ratios based on the timing of purchase to redemption from SDRG. The ratios for the three months ended November 30, 2012, excluding non-recurring expenses, have been annualized.

The financial highlights per share data are calculated using the average of the daily Shares outstanding for the reporting period, which is inclusive of the last day of the period under report.

Note 7 – Organizational and Offering Costs

Expenses incurred in organizing of the Trust and the initial offering of the Shares of SDRG, including applicable SEC registration fees were borne directly by the Managing Owner. SDRG will not be obligated to reimburse the Managing Owner.

Note 8 – Financial Instrument Risk

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

Note 9 – Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner on behalf of SDRG, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of SDRG. During the three months ended November 30, 2012 no claims were received by SDRG and it is therefore not possible to estimate SDRG’s potential future exposure under such indemnification provisions.

Note 10 – Subsequent Events

The Managing Owner evaluates subsequent events through the date when financial statements are filed with the SEC. This evaluation did not result in any subsequent changes that necessitated disclosure and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. STREAM Exchange Traded Trust’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Organization

STREAM S&P Dynamic Roll Global Commodities Fund (the “Fund”), a separate series of STREAM Exchange Traded Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on April 30, 2010. STREAM Enhanced Volatility Fund is the other series of the Trust, which is not currently offered to the public. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 40,000 Shares (a “Basket”). BNP Paribas Quantitative Strategies, LLC (the “Managing Owner”), a Delaware limited liability company, serves as the managing owner and commodity pool operator of the Fund. BNP Paribas Securities Corp (“BNPPSC”), acting as agent for BNP Paribas Arbitrage SNC (“Arbitrage”) seeded the Fund with a capital contribution of $100,000 in exchange for 4,000 Shares at the initial issuance price of $25.00 per share on September 22, 2011. Additionally, BNPPSC, acting as agent for Arbitrage seeded the STREAM Enhanced Volatility Fund with a capital contribution of $100,000 in exchange for 4,000 Shares at the initial issuance price of $25.00 per Share on September 22, 2011.

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

Performance Summary

This Report covers the three months ended November 30, 2012. The Fund commenced investment operations on June 1, 2012 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on June 6, 2012 under the symbol “BNPC”. As of November 30, 2012, STREAM Enhanced Volatility Fund had seeded capital but had not commenced investment operations; therefore, this Report does not address STREAM Enhanced Volatility Fund and only addresses the results of the Fund which was in operation during the three months ended November 30, 2012.

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

The section “Summary of S&P GSCI® Dynamic Roll Excess Return Index and the Underlying Designated Contracts Returns for the Three Months Ended November 30, 2012” below provides the changes in the closing levels of the Index by disclosing the percentage change of each of the Index Commodities as reflected by each corresponding underlying Designated Contract. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

Summary of S&P GSCI® Dynamic Roll Excess Return Index and Underlying Designated Contracts Returns for the Three Months

Ended November 30, 2012

Underlying Designated Contracts	Returns for the Three Months Ended November 30, 2012
Chicago Wheat	1.49%
Kansas City Wheat	1.08%
Corn	–2.23%
Soybeans	–14.15%
Coffee	–11.58%
Sugar #11	–5.26%
Cocoa	–4.55%
Cotton #2	–5.23%
Lean Hogs	10.84%
Live Cattle	–1.68%
Feeder Cattle	–3.01%
Crude Oil	–6.25%
Heating Oil	–2.09%
RBOB Gasoline	0.29%
Brent Crude Oil	–2.42%
Gasoil	–2.04%
Natural Gas	6.21%
Aluminum	8.86%
Copper	5.76%
Lead	14.51%
Nickel	10.30%
Zinc	9.91%

Underlying Designated Contracts	Returns for the Three Months Ended November 30, 2012
Gold	1.37%
Silver	5.78%
AGGREGATE RETURN OF INDEX:	–2.56%

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

Net Asset Value

Net Asset Value means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, each determined on the basis of generally accepted accounting principles. In particular, Net Asset Value includes any unrealized profit or loss on open exchange-traded futures corresponding to the Index Commodities (the “Designated Contracts”), swap agreements cleared through the facilities of a centralized clearing house (“Cleared Swaps”), futures contracts referencing particular commodities other than the Index Commodities (the “Substitute Contracts”), forward agreements, exchange-traded cash settled options, swaps other than Cleared Swaps, and other over-the-counter transactions that serve as proxies for one or more Index Commodities (the “Alternative Financial Instruments”) (if any) and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts traded on a U.S. or non-U.S. exchange will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable U.S. or non-U.S. exchange on the date with respect to which Net Asset Value is being determined; provided, that if a commodity futures contract traded on a U.S. or on a non-U.S. exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s commodity brokerage accounts is expected to accrue at least monthly. The amount of any distribution will be a liability of the Fund from the day when the distribution is declared until it is paid.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund will hold a significant portion of its assets in futures contracts and Cash Instruments, each of which, as applicable, will be held at fair value. The Fund may also invest in Cleared Swaps, Substitute Contracts and/or Alternative Financial Instruments.

Fair Value – Definition and Hierarchy

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

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Fund records its derivative activities at fair value. Profits and losses from derivative contracts are included in the Statement of Operations. Derivative contracts include futures contracts related to commodity prices. Futures, which are listed on a national securities exchange, such as the CBOT or the New York Mercantile Exchange (“NYMEX”), or reported on another national market, are generally categorized in Level 1 of the fair value hierarchy. The Fund also trades futures contracts on the London Metals Exchange (“LME”). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions. These are considered to be level 2 positions. OTC derivatives contracts (such as forward and swap contracts) which may be valued using models, depending on whether significant inputs are observable or unobservable, are categorized in Levels 2 or 3 of the fair value hierarchy. United States Treasury Bills are valued using over the counter prices which are provided by reputable pricing services; such instruments are categorized within Level 2 of the fair value hierarchy.

Liquidity and Capital Resources

All of the Fund’s source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in Cash Instruments, which are used as margin for the Fund’s trading in commodities. The percentage that Cash Instruments bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. The balance of the net assets is held in the Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

If the Fund invests in Cleared Swaps and/or Alternative Financial Instruments, a portion of its proceeds of the offering may be used to collateralize the Cleared Swaps and/or Alternative Financial Instruments, as applicable, in accordance with normal market practices.

Although the following percentages may vary substantially over time, as of the date of this report, the Fund estimates that up to approximately 10% of its Net Asset Value will be placed in segregated accounts (pursuant to the rules of the CFTC) in the name of the Fund with BNP Paribas Prime Brokerage, Inc., a Delaware corporation, which will serve as the Fund’s executing and clearing broker (“PBI”) and BNP Paribas Commodity Futures Limited, a limited company registered in England and Wales will serve as the Fund’s executing and clearing broker (“CFL”) (or another eligible financial institution, as applicable) in the form of Cash Instruments to margin positions of all futures contracts combined. The Fund maintains approximately 90% of its Net Asset Value in Cash Instruments over and above that which is needed to post as collateral for trading. The percentage that the Fund’s Cash Instruments will bear to the total net assets will vary from period to period as the market values of commodity interests change. The balance of the net assets will be held in the Fund’s segregated and custodial account with the Custodian or Commodity Broker. Interest earned on the Fund’s interest-bearing funds will be paid to the Fund.

“Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by a commodity broker. When the market value of a particular open futures interests contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. The Fund will meet a margin call by either liquidating an appropriate amount of Cash Instruments, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of Cash Instruments to satisfy the margin call, the Fund will be required to liquidate its holdings of futures contracts, Cleared Swaps or Alternative Financial Instruments (if any). If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Concentration

At November 30, 2012, BNP Paribas Arbitrage SNC, which is a related party, continued to be a majority shareholder and owned approximately 98% of the outstanding units. If it decided to redeem, it would substantially impact the Fund’s ability to operate.

Cash Flows

The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares of the Fund. This cash may be invested into the Fund where it is used to invest in Cash Instruments and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

Net cash flow used in operating activities was $1,040,381 for the three months ended November 30, 2012. This amount includes an increase in collateral due from brokers of $630,160 as reflected in the Statement of Financial Condition.

During the Three Months ended November 30, 2012, $17,296,512 was paid to purchase Cash Instruments and $16,199,939 was received from the sale and maturity of Cash Instruments.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,116,104 for the three months ended November 30, 2012 consisting of $1,116,104 from the sale of Shares to Authorized Participants and $0 paid on the redemption of Shares by Authorized Participants.

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

The following graph illustrates changes in the price of the Shares (as reflected by the graph “Comparison of BNPC, BNPC NAV and the Index for the Three Months Ended November 30, 2012”).

COMPARISON OF BNPC, BNPC NAV AND THE INDEX FOR

THE THREE MONTHS ENDED NOVEMBER 30, 2012

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

With respect to the Fund Share price performance, it is noted that the BNPC performance reflected in the graph above utilizes a November 30, 2012 Share price of $27.96. Such amount reflects the average of the bid and ask as of the close of trading on November 30, 2012 and not the last traded price on that date which was $28.16. Refer to further discussion of Fund Share Price Performance below which explains why the average of the bid and ask is being included.

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012

Fund Share Price Performance

During the three months ended November 30, 2012, the NYSE Arca market value of each Share decreased 1.95% from $28.72 per Share on August 31, 2012 to $28.16 per Share, representing the closing price on November 30, 2012. The closing Share price high and low for the three months ended November 30, 2012 and related change from the Share price on August 31, 2012 was as follows: Shares traded from a high of $29.44 per Share (+2.51%) on September 14, 2012 to a low of $27.15 per Share (-5.47%) on November 5, 2012.

The Managing Owner notes that on November 30, 2012 there was a relatively wide spread between the bid and ask at the close of trading as well as there was a low volume of shares traded; as a result the Managing Owner determined that it was also relevant to depict the performance of the Shares using the average of the bid and ask as of the close of trading on November 30, 2012. The average of the bid and ask as of the close of trading on November 30, 2012 was $27.96. When using this amount, the market value performance declined 2.65%. Such amount is reflected in the previously presented graph entitled Comparison of BNPC, BNPC NAV, and the Index for the Three Months Ended November 30, 2012.

Fund Share Net Asset Value Performance

For the three months ended November 30, 2012, the net asset value of each Share decreased 2.72% from $28.71 per Share to $27.93 per Share (NAV calculation methodology as described in the notes to the financial statements). Appreciation in futures contracts prices for RBOB Gasoline, Natural Gas, Lean Hogs, Chicago Wheat, Kansas City Wheat, Gold, Silver, Aluminum, Copper, Nickel, Lead and Zinc during the period from September 1, 2012 to November 30, 2012 was more than offset by falling prices for Crude Oil, Brent Crude Oil, Heating Oil, Gasoil, Live Cattle, Feeder Cattle, Corn, Soybeans, Coffee, Sugar #11, Cocoa, Cotton #2, during that same period, contributing to an overall 2.56% decrease in the level of the Index. No distributions were paid to Shareholders during the three months ended November 30, 2012. Therefore, the total return for the Fund on a net asset value basis was -2.72%.

Net loss for the three months ended November 30, 2012, was $470,861, resulting from $3,509 of interest income, net realized gain on investments and futures contracts of $540,288, net unrealized loss on futures contracts of $979,485, net unrealized gain on US Treasury obligations of $503 and net operating expenses of $35,676.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including M. Andrews Yeo, its Chief Executive Officer, and George L. Parry, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report, and, based upon that evaluation, M. Andrews Yeo and George L. Parry, the Chief Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-170314-01) was declared effective on June 1, 2012 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Shares began trading on the NYSE Arca as of June 6, 2012.

For the three months ended November 30, 2012, 40,000 Shares were created for $1,116,104 million and 0 Shares were redeemed for $0. On November 30, 2012, 644,000 Shares were outstanding for a market capitalization of $18.135 million.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended November 30, 2012:

Total Number of Shares Redeemed	Average Price Paid per Share
0	Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	BNP Paribas Quantitative Strategies, LLC,
Managing Owner of the Registrant

		By:	/s/ Bruno d’Illiers
		Name:	Bruno d’Illiers
		Title:	Director

Dated: January 14, 2013		By:	/s/ M. Andrews Yeo
		Name:	M. Andrews Yeo
		Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents